Form 10-K
period 2005-10-31
NAVISTAR FINANCIAL RETAIL REC CORP 2003 B OWNER TRUST
filed 2009-01-28
CIK 1287082

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2005
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from       To

                      Commission file number 333-67112-05

                     NAVISTAR FINANCIAL 2003-B OWNER TRUST
             (Exact name of registrant as specified in its charter)

                  Delaware                           32-6027547
         ---------------------------         ---------------------------
         (State or other jurisdiction            (I.R.S. Employer
           of incorporation or                  Identification No.)
              organization)

                   425 N. Martingale Road, Schaumburg, IL 60173
                 -----------------------------------------------
               (Address of principal executive offices, Zip Code)

       Registrant's telephone number, including area code (630) 753-4000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes        X  No

Indicate by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).      Yes        X  No

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes        X  No

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                          PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

There  were 27 participants  holding positions in the Certificates issued by the
2003-B  Owner  Trust  as  of  the  end  of  the  reporting  year. There  were 17
participants   holding   positions   in   at  least  two  different  classes  of
certificates  as  of  the  end  of  the reporting year.  Below is a breakdown of participants by Class:

DTC Participants List as of 10/31/05

Trust       Class     Number of Participants
2003-B      A3        11
2003-B      A4        25
2003-B      B         8

Total                 44

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

As of October 31, 2005, the balance of 2003-B Owner Trust  was as follows:

                                                                  Reserve
  Dollar amounts in millions                      Principal       Account
  ------------------------------------------------------------------------------

  Navistar Financial 2003-B Owner Trust            $253.2         $13.9

      Note:  Balances  include  the effect of  the  November  2005  distribution in accordance with the Owner Trust Agreements.

As of October 31, 2005, the aggregate shelf registration  available to NFRRC for issuance of asset-backed securities was $2.5 billion.

Item 8.  Financial Statements and Supplementary Data

None.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

None.

--------------------------------------------------------------------------------

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our evaluation of the  effectiveness  of our disclosure  controls and  procedures  as defined in  Rules 13a-15(e)  and  15d-15(e)  of the
Exchange  Act  was  performed   under  the  supervision  and  with  the
participation of our senior  management,  including our Chief Executive
Officer  and  Chief  Financial  Officer.   The  purpose  of  disclosure
controls and  procedures is to ensure that  information  required to be disclosed  in the reports we file or submit  under the  Exchange Act is recorded,  processed,  summarized and reported  within the time periods specified in the SEC's rules and forms,  and that such  information  is
accumulated  and  communicated  to  management,   including  our  Chief
Executive  Officer  and  Chief  Financial  Officer,   to  allow  timely
decisions regarding required disclosures.

      In  NFC's   2005  Form  10-K,   we   disclosed   eight   material
weaknesses.  A material  weakness is a deficiency,  or  combination  of deficiencies,  in internal  control over financial  reporting such that there is a reasonable  possibility that a material  misstatement of the
Company's   annual  or  interim   financial   statements  will  not  be
prevented or detected on a timely basis.

      Based on the  material  weaknesses  identified  below,  our Chief
Executive  Officer and Chief  Financial  Officer  concluded that, as of
October 31,  2005,  our  disclosure  controls and  procedures  were not
effective.   The   following   chart  shows  the  material   weaknesses
identified and the filing where full remediation was discussed:

2005 Material Weakness Description

1.    Control  Environment:  Management  had not  established  a strong consciousness  regarding  the  application  of ethics  across all areas of the Company  and the  importance  of  internal  controls
      over  financial   reporting   including  adherence  to  generally
      accepted  accounting  principles.  This  weakness  in the control environment  likely  contributed  to many of the  other  material
      weaknesses  we  disclosed.   As  identified  by  an   independent
      investigation  initiated by Navistar,  Inc's Board of  Directors, certain  members of management and other  employees,  in place at
      that  time,   were   involved   in   instances   of   intentional
      misconduct.

      Filing where full remediation is disclosed -July 31, 2008 Form 10-Q

2.    Accounting  Personnel:  We did not have a  sufficient  number  of accounting  personnel  with an  appropriate  level of  accounting
      knowledge,   experience  and  training  in  the   application  of
      generally   accepted   accounting   principles   ("GAAP").   This
      includes a previously identified material weakness,  disclosed in
      fiscal  2004,   which  related  to  accounting   for   receivable
      securitization   transactions.   This  weakness  resulted  in  an
      inadequate  segregation of duties and an  insufficient  review of information  pertaining to securitization  accounting.  There was also a material  weakness related to the accounting for allowance for losses.  We did not maintain  effective  controls to properly account  for the  timing of losses  associated  with  repossessed assets and the  calculation  of loss factors used in  determining the  allowance  for losses.  Specifically,  we did not record the loss at the  time  that the  repossession  occurred  and  instead recorded the loss when the repossessed asset was sold.

      Filing where full remediation is disclosed - October 31, 2007 Form 10-K

3.    Accounting Policies and Procedures:  We did not have a formalized
      process   for   monitoring,    updating,    disseminating,    and
      implementing  GAAP-compliant  accounting policies and procedures.
      This  includes  a  previously   identified   material   weakness,
      disclosed  in fiscal 2004  concerning  a  misapplication  of GAAP related to  securitization  accounting and an associated  lack of timely  resolution of  outstanding  reconciling  items in certain collection accounts.

       Remediation ongoing - As of October 31, 2008 remediation related to Repossessed Vehicle Inventory Accounting Policies and Procedures
       remains on going. See October 31, 2008 Form 10-K for further discussion.

4.    Internal Audit: We utilize  Navistar's  corporate  internal audit department  in lieu of having a separate  department.  Navistar's
      internal  audit  department  was  not  an  effective   monitoring
      control   over   financial   reporting   for   Navistar  and  its
      subsidiaries.

      Filing where full remediation is disclosed - July 31, 2008 Form 10-Q

5.    Information   Technology  (IT):  Our  IT  general  controls  over
      computer program development,  computer program changes, computer operations  and  system  user  access to  programs  and data were ineffectively designed.  Additionally, we concluded that computer application controls were unreliable and ineffective.

      Filing where full remediation is disclosed - October 31, 2008 Form 10-K

6.    Pension  Accounting:  We utilize the  services of the  Navistar's corporate  pension  and  benefits  group to address  our  pension accounting  needs.  Navistar's  corporate  pension  and  benefits group did not maintain effective controls to accurately  estimate the total entity pension and OPEB obligations.  Specifically, the application  of the  methodology  used  to  determine  historical discount  rates was not  properly  documented  and  reviewed  and lacked proper  support for other  assumptions  used in accounting for the obligations.

      Filing where full remediation is disclosed - October 31, 2008 Form 10-K

7.    Income Tax  Accounting:  We utilize the  services  of  Navistar's
      corporate  tax  group  to  address  our  tax  accounting   needs.
      Navistar's   corporate   tax  group  did  not   retain   detailed
      supporting documentation for our tax liabilities.

      Filing where full remediation is disclosed - October 31, 2007 Form 10-K

8.    Journal  Entries:  We did not maintain  effective  controls  over review and  approval of journal  entries.  Specifically,  journal
      entries  were  not  reviewed   thoroughly  and  approved  by  the
      appropriate  level of  management  to  ensure  the  accuracy  and appropriateness of the accounts used when entries were recorded.

      Filing where full remediation is disclosed - October 31, 2008 Form 10-K

Changes in Internal Control over Financial Reporting

Our  management is  responsible  for  establishing  and  maintaining adequate  internal  control  over  financial  reporting  as  defined in
Rules  13a-15(f)  and  15d-15(f)  of the  Exchange  Act.  Over the last three years,  NFC has taken  numerous  remediation  actions,  including but not limited to the following;

o  Executives and senior  management  increased their  communication about the  importance of internal  controls,  ethics and acting with integrity across the company.

o  We made  leadership  changes and  increased  our staff  levels to strengthen our finance and accounting team.

o  We  established  an Audit  Committee  specifically  for  Navistar
   Financial  Corporation  and appointed an  independent  member of the
   Board of Directors to chair the committee.

o  We   focused  on   updating   and   implementing   GAAP-compliant
   accounting  policies and  procedures  and  increasing the formal and informal training of our finance and accounting team.

o  We retained outside  consultants  with appropriate  expertise and training to supplement our finance and accounting staff.

o  Navistar,  Inc.  fully  outsourced the internal audit function to an independent accounting firm.

o  Under the  guidance  of  Navistar,  Inc's   new  Chief  Information
   Officer ("CIO"),  we adopted and implemented  Control Objectives for
   Information and related Technology  (COBIT®), a recognized industry standard  control  framework,  as the  foundation  of our  design of information technology ("IT") general controls.

o  We  reinforced  our journal  entry  policy  and   procedures  to our
   finance and  accounting  team  through  regular  communications  and training.

As of October 31, 2008,  these actions,  and those more fully described in our Control and  Procedure  disclosures  included in the  Securities and Exchange  Commission  filings referenced below, have remediated all but one of the material  weaknesses  identified in the  Company's  2005
Form  10-K.  Our  leadership  team  continues  to  take  the  necessary actions to remediate our  remaining  material  weakness and  strengthen our internal control over financial reporting.

We   believe  the  above  measures  have  strengthened  our  accounting and  financial  reporting  controls.  We  are  committed  to  providing timely,  thorough, and accurate financial reporting.  Most importantly, prior to filing our fiscal  year 2005  Annual  Report on Form 10-K,  we made  significant  efforts to review our financial  results in light of
the   aforementioned   weaknesses   to  conclude   that  the  financial
statements  included herein fairly present,  in all material  respects, our financial position,  results of operations,  and cash flows for the periods presented in conformity with GAAP.

The following Controls and Procedures disclosures are incorporate by reference;

Navistar Financial Corporation 2005 Form 10-K, Commission file number 1-4146-1
Navistar Financial Corporation 2007 Form 10-K, Commission file number 1-4146-1
Navistar Financial Corporation 2008 Form 10-K, Commission file number 1-4146-1
Navistar Financial Corporation 2008 3Q Form 10-Q, Commission file number
1-4146-1
--------------------------------------------------------------------------------

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

None.

Item 11.  Executive Compensation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Navistar Financial Corporation owns 100% of NFRRC's common stock.

Item 13.  Certain Relationships and Related Transactions

None.

--------------------------------------------------------------------------------

                                             PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Exhibits

          3       Articles of Incorporation and By-Laws
          10      Material Contracts
          31      Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
          99.1    Management's Assertion Concerning Compliance.
          99.2    Report of Independent Registered Public Accounting Firm
          99.3    Officer's Compliance Certificate.

     (b)  Schedules

          The Annual Summary for the Owner Trust is an annualized
          version of the monthly Servicer Certificates prepared by the
          Servicer.
          13       Annual Summary
                       Navistar Financial 2003-B Owner Trust

    (c)   Reports on Form 8-K

          The Registrant filed the following reports on Form 8-K during the three months ended October 31, 2005:

          (i)     Navistar Financial 2003-B Owner Trust filed the
                  September Servicer Certificate on Form 8-K Dated
                  October 27, 2005

          (ii)    Navistar Financial 2003-B Owner Trust filed the August
                  Servicer Certificate on Form 8-K Dated September 27, 2005

          (iii)   Navistar Financial 2003-B Owner Trust filed the July
                  Servicer Certificate on Form 8-K Dated August 25, 2005

--------------------------------------------------------------------------------

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

                           NAVISTAR FINANCIAL 2003-B OWNER TRUST
                   (Exact name of Registrant as specified in its charter)

   Date: January 26, 2009    By:/s/ DAVID L. DERFELT
                                    David L. Derfelt
                                    V.P., and Controller
                                    (Principal Accounting Officer)

================================================================================
                                                                    Schedule 13
                                                                    Page 1 of 3

                   Navistar Financial 2003 - B Owner Trust
               For the Months of November 2004 to October 2005
                              Fiscal Year 2005

Original Pool Amount                                            $354,999,927.08
Subsequent Receivables (Transferred 11/21/2003)                 $194,998,039.46

Beginning Pool Balance as of 11/1/04                            $379,972,768.84
Beginning Pool Factor as of 11/1/04                                   0.6908621

Principal and Interest Collections:
    Principal Collected (Including Servicer Advance Repay)      $126,815,050.03
    Interest Collected                                           $20,820,092.23

Additional Deposits:
    Repurchase Amounts                                               $11,171.78
    Liquidation Proceeds / Recoveries                             $1,753,598.08
Total Additional Deposits                                         $1,764,769.86

Repos / Chargeoffs                                                $1,999,849.57
Aggregate Number of Notes Charged Off                                       704

Total Available Funds                                           $147,326,867.33

Ending Pool Balance as of 10/31/05                              $253,219,742.25
Ending Pool Factor as of 10/31/05                                     0.4604012

Servicing Fee                                                      3,193,520.84

Memo: Servicer will allocate $18,000 of
    Servicing Fee for Administration Fee

Repayment of Servicer Advances                                    $2,073,044.79

Memo Item - Reserve Account
    Opening Balance                                              $20,898,735.80
    Trans Base                                                            $0.00
    Trans Low/0%                                                          $0.00
    Investment Income Earned during the Year                        $469,253.10
    Excess Servicing                                              $8,550,197.53
    Transfer from/(to) Collections Account                                $0.00
    Beginning Balance                                            $29,918,186.43

Reserve Account:
    Beginning Balance  (see Memo Item)                           $29,918,186.43
    Target Percentage                                                     5.50%
    Target Balance                                               $13,927,085.82
    Minimum Balance                                              $10,999,959.33
    (Release) / Deposit                                        ($15,991,100.61)
    Ending Balance                                               $13,927,085.82

Delinquencies                                    Dollars                  Notes
    Installments:  1 - 30 days                  908,390.89                  836
                  31 - 60 days                  193,859.65                  126
                  60+  days                     109,361.10                   57

    Total:                                    1,211,611.64                  852

    Balances:     60+  days                   1,076,250.38                   57

Note: Due to  rounding, the summary  amounts  may not equal to the total of the monthly servicer certificates for the period.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Schedule 13
                                                                                                                        Page 2 of 3

                                        Navistar Financial 2003 - B Owner Trust
                                     For the Months of November 2004 to October 2005
                                                    Fiscal Year 2005

                                                              NOTES
                                     TOTAL      CLASS A - 1       CLASS A - 2      CLASS A - 3       CLASS A - 4       CLASS B
Original Pool Amount         $550,000,000.00   $93,400,000.00   $163,500,000.00  $160,000,000.00   $111,100,000.00   $22,000,000.00
Distributions:
    Distribution Percentages                             0.00%            70.96%           25.04%             0.00%            4.00%
    Coupon                                           1.140630%         1.690000%        4.170000%         3.250000%        3.790000%

Beginning Pool Balance       $379,972,768.84
Ending Pool Balance          $253,219,742.25

Collected Principal          $124,753,177.02
Collected Interest            $20,820,092.23
Charge - Offs                  $1,999,849.57
Liquidation Proceeds/Recoveries$1,753,598.08
Swap Payments to/(from) Trust  $1,106,718.92
Servicing & Administration Fee $3,193,520.84
Cash Transfer from Reserve Acct        $0.00
Ttl Collections Avail for
     Debt Svc                $145,240,065.41

Beginning Balance            $379,972,768.84            $0.00    $89,937,858.09  $160,000,000.00   $111,100,000.00   $18,934,910.75

Interest Due                   $9,936,841.29            $0.00       $590,312.16    $5,110,047.01     $3,610,749.96      $625,732.16
Interest Paid                  $9,936,841.29            $0.00       $590,312.16    $5,110,047.01     $3,610,749.96      $625,732.16
Principal Due                $126,753,026.59            $0.00    $89,937,858.09   $31,745,047.43             $0.00    $5,070,121.07
Mandatory Prepayments Class A-1 only   $0.00            $0.00
Principal Paid               $126,753,026.59            $0.00    $89,937,858.09   $31,745,047.43             $0.00    $5,070,121.07

Ending Balance               $253,219,742.25            $0.00             $0.00  $128,254,952.57   $111,100,000.00   $13,864,789.68
Note/Certificate Pool Factor                           0.0000            0.0000           0.8016            1.0000           0.6302
   (Ending Bal/Original Pool Amt)
Total Distributions          $136,689,867.88            $0.00    $90,528,170.25   $36,855,094.44     $3,610,749.96    $5,695,853.23

Interest Shortfall                     $0.00            $0.00             $0.00            $0.00             $0.00            $0.00
Principal Shortfall                    $0.00            $0.00             $0.00            $0.00             $0.00            $0.00
    Total Shortfall                    $0.00            $0.00             $0.00            $0.00             $0.00            $0.00
              (required from Reserve)
Excess Servicing               $8,550,197.53
    (see Memo Item - Reserve Acct)

Beginning Reserve Acct Bal    $29,918,186.43
(Release) / Draw             ($15,991,100.61)
Ending Reserve Acct Balance   $13,927,085.82

Memo Item - Advances:
Ttl Outstanding Servicer
     Advances                  $2,212,067.25

Note:  Ending principal balance includes the effect of the November distribution for the October period.
Note: Due to rounding, the summary amounts may not equal to the total of the monthly servicer certificates for the period.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Schedule 13
                                                                     Page 3 of 3

                            Navistar Financial 2003 - B Owner Trust
                        For the Months of November 2004 to October 2005
                                      Fiscal Year 2005

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

           November    2004     -0.0077%             May   2005         0.3303%
           December    2004      0.0373%            June   2005         0.3880%
            January    2005     -0.0496%            July   2005        -0.1527%
           February    2005      0.1974%          August   2005        -0.3651%
              March    2005      0.1745%       September   2005        -0.5576%
              April    2005      0.2992%         October   2005        -0.0947%

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

         November    2004      0.2937%             May   2005           0.2198%
         December    2004      0.3698%            June   2005           0.2686%
          January    2005      0.3810%            July   2005           0.2798%
         February    2005      0.3848%          August   2005           0.3158%
            March    2005      0.2769%       September   2005           0.3518%
            April    2005      0.2598%         October   2005           0.3730%